Form 10QSB
period 2001-03-31
BELLOWS ACQUISITION CORP
filed 2001-05-15
CIK 1122107

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C.  20549

                    FORM 10-QSB
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended
                   March 31, 2001
or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from to

         Commission file number   0-313893

          BELLOWS ACQUISITION CORPORATION
   (Exact name of registrant as specified in its charter)

Delaware                        52-2257543
(State or other jurisdiction   (I.R.S. Employer
of incorporation organization) or Identification
                               No.)

   1504 R Street, N.W., Washington, D.C. 20009
(Address of principal executive offices  (zip code)

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

Class                Outstanding at March 31, 2001
Common Stock,
par value $0.0001               1,000,000


         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          BELLOWS ACQUISITION CORPORATION
           (A Development Stage Company)
                As of March 31, 2001
                    (Unaudited)

                       ASSETS
Cash
                                  $ 100
                                    --------
TOTAL ASSETS
                                   $ 100
                                    ========

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
                                    $  -
                                     -------
STOCKHOLDER'S EQUITY

Preferred Stock, $.0001 par value,
20,000,000 shares authorized, none
issued and outstanding                 -
Common Stock, $.0001 par value,
100,000,000 shares authorized,
1,000,000 issued and outstanding      100
Additional paid-in capital            535
Deficit accumulated during
  development stage                  (535)
                                     -------

Total Stockholder's Equity            100

                                      -------
TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY               $100

                                      ======

   See accompanying notes to financial statements

              BELLOWS ACQUISITION CORPORATION
               (A Development Stage Company)
                  Statement of Operations
                        (Unaudited)

             For the three   For the three  March24,1999
             Months Ended    Months ended   (Inception)to
             March 31, 2001  March 31, 2000 March 31, 2001

Income       $    -            $  -           $  -

Expenses
  Organization
         expense         -               -             535
              ----------      --------         --------

Total expenses     -               -             535
              ----------       --------         -------
NET LOSS           -               -            (535)
                 ======          =====          =====

      See accompanying notes to financial statements

              BELLOWS ACQUISITION CORPORATION
               (A Development Stage Company)
       Statement of Changes in Stockholder's Equity
      For the Period From March 24, 1999 (Inception)
                     To March 31, 2001
                       (Unaudited)

                                                       Deficit
                                                       Accumulated
                   Common Stock           Additional   During
                   Issued                 Paid-In      Development
                   Shares       Amount    Capital      Stage          Total

Common Stock
  Issuance         1,000,000    $ 100     $  -         $   -          $ 100

Fair value of
expenses contributed   -           -         535           -            535

Net loss for the periods ended:

December 31, 1999      -           -          -           (535)        (535)
December 31, 2000      -           -          -             -            -
March 31, 2001         -           -          -             -            -

BALANCE AT
March 31, 2001     1,000,000     $ 100      $535        $ (535)        $ 100

            See accompanying notes to financial statements

                   BELLOWS ACQUISITION CORPORATION
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited

                            January 1, 2001     January 1, 2000    March 24, 1999
                            to                  to                 (Inception) to
                            March 31, 2001      March 31, 2000     March 31, 2001
CASH FLOWS FROM OPERATING
    ACTIVITIES:
Net loss                    $      -             $  -                $    (535)
 Adjustment to reconcile net
 loss to net cash
 used by operating activities

 Contributed expenses              -                 -                     535
                              ----------          ------------        ----------
 Net cash used in operating
  activities                        -                 -                        -
                              ----------          ------------        ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES                         -                 -                        -
                              ----------           ------------       ----------
CASH FLOWS FROM FINANCING  ACTIVITIES:

Proceeds from issuance of
 common stock                       -                  -                     100
                             ----------             ------------        ----------
Net cash provided by
 financing activities               -                   -                     100
                             ----------             ------------        ----------
INCREASE IN CASH AND CASH
 EQUIVALENTS                        -                   -                     100
CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD              100                   -                     -
                             ----------              -----------       ----------
CASH AND CASH EQUIVALENTS
  END OF PERIOD               $   100                    -                 $  100
                             ==========               ==========       ===========

                  See accompanying notes to financial statement.

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Business Operations

     Bellows Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At March 31, 2001 the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

     The Company's ability to commence operations is contingent upon its ability to enter into a business combination with a prospective target business.
(See Note 5).

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

D.  Income Taxes

     The Company accounts for income taxes under the Financial Accounting Standards Board of Financial
Accounting Standards No. 109, "Accounting for Income
Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending March 31, 2001.

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

        C.  Additional Paid-In Capital

     Additional paid-in capital at March 31, 2001
represents the fair value of the amount of
organization and professional costs incurred by
related parties on behalf of the Company. (See Note
3)

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

NOTE 4  RELATED PARTIES

     Legal counsel to the Company is a firm owned by a director of the Company who also owns 100% of the outstanding stock of Pierce Mill Associates and Rock Creek. (See Note 3)

NOTE 5   POTENTIAL TARGET COMPANY

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

     On January 29, 2001, TPG Capital Corporation, an affiliate of Pierce Mill Associates, Inc. the sole shareholder of the Company, entered into an agreement with Synergie Holdings, Inc. to assist it in becoming a public company and for other matters. TPG Capital has presented Synergie Holdings,
Inc. to the Company as a potential target company for a business combination. As of the date of this report, the Company has not entered into any agreements or contracts for a business combination with Synergie Holdings, Inc. and there is no assurance that any agreement will be reached or if reached that it will be effected.

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

Dated: May 14, 2001