Form 10QSB
period 2001-09-30
BELLOWS ACQUISITION CORP
filed 2001-11-14
CIK 1122107

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C.  20549

                    FORM 10-QSB
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended
                 September 30, 2001
or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from to

         Commission file number   0-313893

          BELLOWS ACQUISITION CORPORATION
   (Exact name of registrant as specified in its charter)

Delaware                        52-2257543
(State or other jurisdiction   (I.R.S. Employer
of incorporation organization) or IdentificationNo.)


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

Class             Outstanding at September 30, 2001
Common Stock,
par value $0.0001               1,000,000


         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           BELLOWS ACQUISITION CORPORATION
            (A Development Stage Company)
              As of September 30, 2001
                     (Unaudited)

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

                                     ======

   See accompanying notes to financial statements

              BELLOWS ACQUISITION CORPORATION
               (A Development Stage Company)
                  Statement of Operations
                        (Unaudited)

             For the      For the      For the     For the    March24,
             Nine Months  Nine Months  3-Months    3-Months   1999
             Ended        Ended        Ended       Ended      (Inception)
             Sept 30,     Sept 30,     Sept 30,    Sept 30,   to Sept 30,
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
               =======     =======     =======     =======     =======

              See accompanying notes to financial statements

                      BELLOWS ACQUISITION CORPORATION
                       (A Development Stage Company)
               Statement of Changes in Stockholder's Equity
              For the Period From March 24, 1999 (Inception)
                           To September 30, 2001
                               (Unaudited)

                                                       Deficit
                                                       Accumulated
                   Common Stock           Additional   During
                   Issued                 Paid-In      Development
                   Shares       Amount    Capital      Stage          Total

Common Stock
  Issuance         1,000,000    $ 100     $  -         $   -          $ 100

Fair value of
expenses contributed   -           -         535           -            535

Net loss for the periods ended:

December 31, 1999      -           -          -           (535)        (535)
December 31, 2000      -           -          -             -            -
September 30, 2001     -           -          -             -            -

BALANCE AT
Sept 30, 2001       1,000,000     $ 100      $535        $ (535)        $ 100

            See accompanying notes to financial statements

                   BELLOWS ACQUISITION CORPORATION
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited

                            January 1, 2001     January 1, 2000    March 24, 1999
                            to                  to                 (Inception) to
                            Sept 30, 2001       Sept 30, 2000       Sept 30, 2001
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

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Business Operations

     Bellows Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At September
30, 2001 the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

D.  Income Taxes

     The Company accounts for income taxes under the Financial Accounting Standards Board of Financial
Accounting Standards No. 109, "Accounting for Income
Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending September 30, 2001.

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

        C.  Additional Paid-In Capital

     Additional paid-in capital at September 30,
2001 represents the fair value of the amount of
organization and professional costs incurred by
related parties on behalf of the Company. (See Note
3)

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

Dated: November 14, 2001