Form 10KSB
period 2001-12-31
BELLOWS ACQUISITION CORP
filed 2002-03-28
CIK 1122107

SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549

                     FORM 10-KSB
(Mark One)

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended
                    December 31, 2001
   OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                $ 0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

                 $ 0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

 Class                               Outstanding at December 31, 2001
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

     There is currently no public market for the Company's securities.

     Following a business combination, a target company will normally wish to cause the Company's common stock to trade in one or more
United States securities markets. The target company may elect to take the steps required for such admission to quotation following the business combination or at some later time.

     At such time as it qualifies, the Company may choose to apply for quotation of its securities on the NASD OTC Bulletin Board.

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

     As such time as it qualifies, the Company may choose to apply for quotation of its securities on the Nasdaq SmallCap Market.

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

     In general there is greatest liquidity for traded securities on the Nasdaq SmallCap Market and less on the NASD OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

     During the past three years, the Company has sold securities which were not registered as follows:

                                    NUMBER OF
DATE         NAME                   SHARES         CONSIDERATION

March 25,    Pierce Mill
1999         Associates, Inc.(1)    1,000,000      $  100
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

Item 7.  Financial Statements

     The financial statements for the year ended December 31, 2001 are attached to this filing.

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

                      PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the
          Exchange Act

     The Directors and Officers of the Company are as follows:

      Name                     Age      Positions and Offices Held
      -----------------                      -----------
     James M. Cassidy          66       President, Secretary, Director

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

     On June 4, 2001, without admitting or denying any wrongdoing, James M. Cassidy, the sole director and executive officer of the Company, and TPG Capital Corporation, a corporation controlled by Mr. Cassidy, consented to the issuance of an order by the Securities and Exchange Commission to cease and desist from committing or causing any violation and any future violation of Section 10(b) of the Securities Exchange Act of 1934 ("1934 Act") and Rule 10b-5 thereunder and from causing any violation and future violation of Section 13(a) of the 1934 Act and Rules 13a-13 and 12b-20 thereunder in connection with arranging reverse mergers between reporting companies that they controlled and issuers facing possible delisting from the NASD OTC Bulletin Board.

     Specifically, the Securities and Exchange Commission said that Mr. Cassidy and TPG had filed amended registration statements for five reporting companies that wrongly stated that the companies were not engaged at that time in negotiations with specific entities regarding a possible business combination. Three of these companies also filed periodic reports under the 1934 Act, which the Securities and Exchange Commission said wrongly stated that they were not engaged at that time in merger negotiations. TPG Capital Corporation also agreed to consent, without admitting or denying any wrongdoing, to the payment of a civil penalty.

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

Item 10.  Executive Compensation

     The Company's officer and director does not receive any compensation for his services rendered to the Company, nor has he received such compensation in the past. The officer and director is not accruing any compensation pursuant to any agreement with the Company. However, the officer and director of the Company anticipates receiving benefits as a beneficial shareholder of the Company and as a principal of Pierce Mill Associates, Inc. and Rock Creek Capital Corporation.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of December 31, 2001, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

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

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2001.

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

Dated:  March 27, 2002


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ James M. Cassidy          Director            March 27, 2002