Form 10QSB
period 2003-03-31
BELLOWS ACQUISITION CORP
filed 2003-05-13
CIK 1122107

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB
(Mark One)
[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended
                             March 31, 2003
   OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to

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

         Class              Outstanding at March 31, 2003

Common Stock, par value $0.0001                 1,000,000

Documents incorporated by reference:            None

                   PART I  -- FINANCIAL INFORMATION

              BELLOWS ACQUISITION CORPORATION
               (A DEVELOPMENT STAGE COMPANY)
                       BALANCE SHEET
                  AS OF MARCH 31, 2003
                       (Unaudited)
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
                                       =======



             See accompanying notes to financial statements
                                    2

                     BELLOWS ACQUISITION CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
                             (Unaudited)
                         -----------------------

                                                      For the Period
                                                          From
                      For the Three   For the Three    March 24, 1999
                      Months Ended    Months Ended     (Inception) to
                      March 31, 2003  March 31, 2002   March 31, 2003
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
==========            ==========      =========        ==========


                See accompanying notes to financial statements
                                       3

                       BELLOWS ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                           TO MARCH 31, 2003
                             (Unaudited)
                           --------------------

                                                           Deficit
                                                           Accumulated
                                               Additional  During
                        Common Stock Issued    Paid-In     Development
                          Shares     Amount    Capital     Stage        Total
                         -------     ------    -------    ----------    -----

Common Stock Issuance    1,000,000    $ 100     $  -        $  -       $ 100

Fair value of expenses
  contributed                   -        -        535          -         535

Net loss for the years ended:
 December 31, 1999              -        -         -          (535)     (535)
 December 31, 2000              -        -         -           -          -
 December 31, 2001              -        -         -           -          -
 December 31, 2002              -        -         -           -          -
 March 31, 2003                 -        -         -           -          -
                          ---------   ------     -----     --------    ------
BALANCE AT
  MARCH 31, 2003         1,000,000    $ 100     $ 535       $(535)     $ 100
===================      =========    =====      =====      =======    ======

               See accompanying notes to financial statements
                                       4

                           BELLOWS ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                               ------------------------

                                                                    For The Period
                                                                    From
                                    January 1,      January 1,      March 24, 1999
                                    2003 to         2002 to         (Inception) to
                                    March 31, 2003  March 31, 2002  March 31, 2003
                                    -----------     -----------     ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:

Net loss                             $    -         $   -           $   (535)
Adjustment to reconcile
 net loss to net cash used by
 operating activities

Contributed expenses                      -             -                535
                                       -------        -------         --------
 Net Cash Used In Operating
     Activities                           -             -                 -
                                       -------        -------         --------
CASH FLOWS FROM INVESTING ACTIVITIES      -             -                 -
                                       -------        -------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of
      common stock                        -             -                100
                                       -------        -------          -------
 Net Cash Provided By Financing
    Activities                            -             -                100
                                       -------        -------          -------
INCREASE IN CASH AND CASH EQUIVALENTS     -             -                100

CASH AND CASH EQUIVALENTS - BEGINNING
   OF PERIOD                             100            100               -
                                        -------        -------         -------
CASH AND CASH EQUIVALENTS -
   END OF PERIOD                       $ 100           $100             $100
=========================             ========        =======          ======

                    See accompanying notes to financial statements

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A) Organization and Business Operations

       Bellows Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At March 31, 2003, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

       In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of the statement are effective for financial statements issued for the fiscal years beginning after December 15, 2001.

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

        (C) Additional Paid-In Capital

         Additional paid-in capital at March 31, 2003 represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company (See Note
         4).

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANAYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERAITONS

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

Sarbanes-Oxley Act

     Pursuant to Rules adopted by the Securities and Exchange Commission under Section 302(a) of the Sarbanes-Oxley Act of 2002, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange
Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.
Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.
           PART II -- OTHER INFORMATION

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

Dated:   May 6, 2003

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ James M. Cassidy          Director            May 6, 2003

                              CERTIFICATION


I, James M. Cassidy, certify that:

1.   I have reviewed this report on Form 10-QSB.

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

      Date: May 6, 2003               /s/ James M. Cassidy
                                          President and Director and
                                          Chief Financial Officer
                                          Principal Accounting Officer