Form 10KSB
period 2004-12-31
BELLOWS ACQUISITION CORP
filed 2005-03-31
CIK 1122107

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-KSB
(Mark One)
[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended
                             December 31, 2004
   OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to

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

                  Class              Outstanding at December 31, 2004

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

     On March 14, 2005, the Board of Directors of the Company approved an agreement of merger with a target company. The agreement of merger has not yet been executed. If the merger occurs, the Company will file a Form 8-K describing the merger and its terms.

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

Item 7.  Financial Statements

     The financial statements for the year ended December 31, 2004 are attached to this filing.

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

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The Directors and Officers of the Company are as follows:

        Name                     Age         Positions and
                                             Offices Held
      -----------------                      -----------
     James M. Cassidy            69          President, Secretary, Director

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of December 31, 2004, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

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

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2004.

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

Dated:  March 25, 2005


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ James M. Cassidy          Director            March 25, 2005

                    BELLOWS ACQUISITION CORPORATION
                     (A DEVELOPMENT STAGE COMPANY)
                          FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004

                    BELLOWS ACQUISITION CORPORATION
                     (A DEVELOPMENT STAGE COMPANY)


                              CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	BALANCE SHEET AS OF DECEMBER 31, 2004

PAGE	3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,
		2004 AND 2003 AND FOR THE PERIOD FROM MARCH 24, 1999
		(INCEPTION) TO DECEMBER 31, 2004

PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE PERIOD
		FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 2004

PAGE	5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2004
		AND 2003 AND FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
		TO DECEMBER 31, 2004

PAGES	6 - 9	NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2004



               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
Bellows Acquisition Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of Bellows Acquisition Corporation (a development stage company) as of December 31, 2004 and the related statements of operations, changes in stockholder's equity and cash flows for the years ended December 31, 2004 and 2003 and for the period from March 24, 1999 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Bellows Acquisition Corporation (a development stage company) as of December
31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and for the period from March 24, 1999 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.




WEINBERG & COMPANY, P.A.



Boca Raton, Florida
March 18, 2005

              BELLOWS ACQUISITION CORPORATION
               (A DEVELOPMENT STAGE COMPANY)
                       BALANCE SHEET
                  AS OF DECEMBER 31, 2004
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
                                       =======



             See accompanying notes to financial statements
                                    2

                     BELLOWS ACQUISITION CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
                         -----------------------

                                                      For the Period
                                                          From
                      For the Year   For the Year     March 24, 1999
                         Ended          Ended         (Inception) to
                      December 31,   December 31,       December 31,
                          2004          2003               2004
                      -----------    ------------     --------------

Income                $      -        $   -            $     -

Expenses
 Organization expense        -            -                 535
                      ----------      ---------        ---------


Total expenses               -            -                 535
                      ----------      ---------         ---------

NET LOSS              $      -         $  -             $  (535)
==========            ==========      =========        ==========


                See accompanying notes to financial statements
                                       3

                       BELLOWS ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                           TO DECEMBER 31, 2004
                           --------------------

                                                          Deficit
                                                         Accumulated
                                             Additional    During
                        Common Stock Issued    Paid-In   Development
                          Shares     Amount    Capital      Stage      Total
                         -------     ------    -------   ----------   -------

Common Stock Issuance    1,000,000    $ 100     $  -        $  -       $ 100

Fair value of expenses
  contributed                   -        -        535          -         535

Net loss for the years ended:
 December 31, 1999              -        -         -          (535)     (535)
 December 31, 2000              -        -         -           -          -
 December 31, 2001              -        -         -           -          -
 December 31, 2002              -        -         -           -          -
 December 31, 2003              -        -         -           -          -
 December 31, 2004              -        -         -           -          -
                          ---------   ------     -----     --------    ------
BALANCE AT
  DECEMBER 31, 2004      1,000,000    $ 100      $ 535       $(535)    $ 100
===================      =========    =====      =====      =======    ======

               See accompanying notes to financial statements
                                       4

                           BELLOWS ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                               ------------------------

                                                                 For The Period
                                                                      From
                                    For the Year                 March 24, 1999
                                       Ended         Ended       (Inception) to
                                    December 31,   December 31,   December 31,
                                       2004          2003            2004
                                    -----------    -----------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                             $    -         $   -          $   (535)
Adjustment to reconcile
 net loss to net cash used by
 operating activities

Contributed expenses                      -             -               535
                                       -------        -------        --------

 Net Cash Used In Operating Activities     -            -                -
                                       -------        -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES      -             -                -
                                       -------        -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of common stock   -             -              100
                                       -------        -------        --------
 Net Cash Provided By Financing
    Activities                            -             -              100
                                       -------        -------        -------
INCREASE IN CASH AND CASH EQUIVALENTS     -             -              100

CASH AND CASH EQUIVALENTS - BEGINNING
   OF PERIOD                            100            100               -
                                       -------        -------         -------

CASH AND CASH EQUIVALENTS -
   END OF PERIOD                      $ 100           $100            $100
=========================             ========        =======         ======


                    See accompanying notes to financial statements

                           BELLOWS ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                               AS OF DECEMBER 31, 2004
                               -----------------------

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Bellows Acquisition Corporation (a development stage company)
("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2004, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

(D) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the years ended December 31, 2004 and 2003.

                           BELLOWS ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                               AS OF DECEMBER 31, 2004
                               -----------------------


(E) Recent Accounting Pronouncements

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

                           BELLOWS ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                               AS OF DECEMBER 31, 2004
                               -----------------------


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

In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of /operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

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

                           BELLOWS ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                               AS OF DECEMBER 31, 2004
                               -----------------------

(B) Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued 1,000,000 shares of its common stock to Pierce Mill Associates, Inc. pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate consideration of $100.

(C) Additional Paid-In Capital

Additional paid-in capital at December 31, 2004 represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company (See Note 4).

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

NOTE 5   SUBSEQUENT EVENTS

On March 14, 2005, the Board of Directors of the Company approved an agreement of merger with a target company. The agreement of merger has not yet been executed. If the merger occurs, the Company will file a Form 8-K describing the merger and its terms.