Form 10QSB
period 2005-06-30
BELLOWS ACQUISITION CORP
filed 2005-08-11
CIK 1122107

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB
(Mark One)
[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended
                             June 30, 2005
   OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to

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

         Class                         Outstanding at June 30, 2005

Common Stock, par value $0.0001                 1,000,000

Documents incorporated by reference:            None



                   PART I  -- FINANCIAL INFORMATION

                     BELLOWS ACQUISITION CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEET
                         AS OF JUNE 30, 2005
                             (Unaudited)
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
                                       =======

             See accompanying notes to financial statements
                                    2

                     BELLOWS ACQUISITION CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
                             (Unaudited)
                         -----------------------

            	For the 	For the	For the     For the    	March 24,
             	3-Months	3-Months	6-Months    6-Months   	1999
             	Ended       Ended       Ended		Ended		(Inception)
             	June 30, 	June 30,	June 30, 	June 30, 	to June 30,
             	2005        2004        2005		2004		2005

Income       	$  -        $  -       	$  -		$  -		$  -

Expenses
  Organization
    expense          -           -           -		   -	  	  535
	          	-------     -------     -------	------	-------

Total expenses       -           -           - 		   -		  535
               	-------     -------     -------	-------	-------
NET LOSS             -           -           -		   -		 (535)
               	=======     =======     =======	=======	=======

              See accompanying notes to financial statements
                                     3

                       BELLOWS ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                 FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                              TO JUNE 30, 2005
                                 (Unaudited)
                            --------------------
                                                           Deficit
                                                           Accumulated
                                               Additional  During
                         Common Stock Issued   Paid-In     Development
                          Shares     Amount    Capital     Stage        Total
                         -------     ------    -------    ----------    -----

Common Stock Issuance    1,000,000    $ 100     $  -        $  -       $ 100

Fair value of expenses
  contributed                   -        -        535          -         535

Net loss for the years ended:
 December 31, 1999              -        -         -          (535)     (535)
 December 31, 2000              -        -         -           -          -
 December 31, 2001              -        -         -           -          -
 December 31, 2002              -        -         -           -          -
 December 31, 2003              -        -         -           -          -
 December 31, 2004              -        -         -           -          -
 June 30, 2005                  -        -         -           -          -
                          ---------   ------     -----     --------    ------
BALANCE AT
  JUNE 30, 2005          1,000,000    $ 100     $ 535       $(535)     $ 100
===================      =========    =====      =====      =======    ======

               See accompanying notes to financial statements
                                       4

                           BELLOWS ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                               ------------------------
                                                                    For The Period
                                                                    From
                                    January 1,      January 1,      March 24, 1999
                                    2005 to         2004 to         (Inception) to
                                    June 30, 2005   June 30, 2004   June 30, 2005
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

(A) Organization and Business Operations

Bellows Acquisition Corporation (a development stage company)
("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At June 30, 2005, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

(D) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the six months ended June 30, 2005 and 2004.

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

(C) Additional Paid-In Capital

Additional paid-in capital at June 30, 2005 represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company (See Note 4).

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

NOTE 5   AGREEMENT AND PLAN OF MERGER

On April 7, 2005, the Company entered into an agreement and plan of merger with TerraMed Holding Company, a Delaware Corporation. TerraMed Holding Company has subsequently indicated that it does not wish to proceed with the merger. Bellows is agreeable in principle to releasing TerraMed Holding Company from the terms of the merger agreement depending upon the ability of the parties to negotiate the terms of that release. The Company does not know at this time whether such a release will be effected.

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

     On April 7, 2005, the Company entered into an agreement and plan of merger with TerraMed Holding Company, a Delaware Corporation. TerraMed Holding Company has subsequently indicated that it does not wish to proceed with the merger. Bellows is agreeable in principle to releasing TerraMed Holding Company from the terms of the merger agreement depending upon the ability of the parties to negotiate the terms of that release. The Company does not know at this time whether such a release will be effected.

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

Dated:   August 8, 2005

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ James M. Cassidy          Director            August 8, 2005