Form 10KSB
period 2005-12-31
BELLOWS ACQUISITION CORP
filed 2006-03-31
CIK 1122107

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-KSB
(Mark One)
[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended December 31, 2005
   OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to

                      Commission file number 0-31383

                     BELLOWS ACQUISITION CORPORATION
               (name of small business issuer in its charter)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[  ]

Indicate by check mark whether the registrant is a shell company
   (as defined in Rule 12b-2 of the Exchange Act).   Yes  X      No

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

                  Class              Outstanding at December 31, 2005

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

	The Company and TerraMed Holding Company have mutually agreed not to proceed with the merger earlier discussed and reported. Neither party has any liability, obligation or claims to or against the other party.

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

Item 7.  Financial Statements

     The financial statements for the year ended December 31, 2005 are attached to this filing.

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

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The Directors and Officers of the Company are as follows:

        Name                     Age         Positions and
                                             Offices Held
      -----------------                      -----------
     James M. Cassidy            70          President, Secretary, Director

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of December 31, 2005, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

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

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2005.

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

Dated:  March 27, 2006


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ James M. Cassidy          Director            March 27, 2006

                    BELLOWS ACQUISITION CORPORATION
                     (A DEVELOPMENT STAGE COMPANY)
                          FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005

                    BELLOWS ACQUISITION CORPORATION
                     (A DEVELOPMENT STAGE COMPANY)


                              CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	BALANCE SHEET AS OF DECEMBER 31, 2005

PAGE	3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,
		2005 AND 2004 AND FOR THE PERIOD FROM MARCH 24, 1999
		(INCEPTION) TO DECEMBER 31, 2005

PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE PERIOD
		FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 2005

PAGE	5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2005
		AND 2004 AND FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
		TO DECEMBER 31, 2005

PAGES	6 - 9	NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2005



               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Bellows Acquisition Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of Bellows Acquisition Corporation (a development stage company) as of December 31, 2005 and the related statements of operations, changes in stockholder's equity and cash flows for the years ended December 31, 2005 and 2004 and for the period from March 24, 1999 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Bellows Acquisition Corporation (a development stage company) as of December 31, 2005, and the results of its operations and its cash flows for the years ended
December 31, 2005 and 2004 and for the period from March 24, 1999 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.


WEINBERG & COMPANY, P.A.


Boca Raton, Florida
March 23, 2006

              BELLOWS ACQUISITION CORPORATION
               (A DEVELOPMENT STAGE COMPANY)
                       BALANCE SHEET
                  AS OF DECEMBER 31, 2005
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
                                       =======



             See accompanying notes to financial statements
                                    2

                     BELLOWS ACQUISITION CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
                         -----------------------

                                                      For the Period
                                                          From
                      For the Year   For the Year     March 24, 1999
                         Ended          Ended         (Inception) to
                      December 31,   December 31,       December 31,
                          2005          2004               2005
                      -----------    ------------     --------------

Income                $      -        $   -            $     -

Expenses
 Organization expense        -            -                 535
                      ----------      ---------        ---------


Total expenses               -            -                 535
                      ----------      ---------         ---------

NET LOSS              $      -         $  -             $  (535)
==========            ==========      =========        ==========


                See accompanying notes to financial statements
                                       3

                       BELLOWS ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                           TO DECEMBER 31, 2005
                           --------------------

                                                          Deficit
                                                         Accumulated
                                             Additional    During
                        Common Stock Issued    Paid-In   Development
                          Shares     Amount    Capital      Stage      Total
                         -------     ------    -------   ----------   -------

Common Stock Issuance    1,000,000    $ 100     $  -        $  -       $ 100

Fair value of expenses
  contributed                   -        -        535          -         535

Net loss for the years ended:
 December 31, 1999              -        -         -          (535)     (535)
 December 31, 2000              -        -         -           -          -
 December 31, 2001              -        -         -           -          -
 December 31, 2002              -        -         -           -          -
 December 31, 2003              -        -         -           -          -
 December 31, 2004              -        -         -           -          -
 December 31, 2005              -        -         -           -          -
                          ---------   ------     -----     --------    ------
BALANCE AT
  DECEMBER 31, 2005      1,000,000    $ 100      $ 535       $(535)    $ 100
===================      =========    =====      =====      =======    ======

               See accompanying notes to financial statements
                                       4

                           BELLOWS ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                               ------------------------

                                                                For The Period
                                                                      From
                                    For the Year                March 24, 1999
                                       Ended         Ended      (Inception) to
                                    December 31,   December 31,   December 31,
                                       2005          2004             2005
                                    -----------    -----------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                             $    -         $   -          $   (535)
Adjustment to reconcile
 net loss to net cash used by
 operating activities

Contributed expenses                      -             -               535
                                       -------        -------        --------

 Net Cash Used In Operating Activities     -            -                -
                                       -------        -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES      -             -                -
                                       -------        -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of common stock   -             -              100
                                       -------        -------        --------
 Net Cash Provided By Financing
    Activities                            -             -              100
                                       -------        -------        -------
INCREASE IN CASH AND CASH EQUIVALENTS     -             -              100

CASH AND CASH EQUIVALENTS - BEGINNING
   OF PERIOD                            100            100               -
                                       -------        -------         -------

CASH AND CASH EQUIVALENTS -
   END OF PERIOD                      $ 100           $100            $100
=========================             ========        =======         =======


                    See accompanying notes to financial statements

                           BELLOWS ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                               AS OF DECEMBER 31, 2005
                               -----------------------

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Bellows Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2005, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

(D) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the years ended December 31, 2005 and 2004.

                           BELLOWS ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                               AS OF DECEMBER 31, 2005
                               -----------------------

(E) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock
Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS
No. 123 (R) will have on its financial statement presentation or disclosures.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB No. 29". The guidance in APB Opinion No. 29, Accounting for Nonmenetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005, earlier application is permitted.

In May 2005, the FASB issued SFAS No. 154 that establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

                           BELLOWS ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                               AS OF DECEMBER 31, 2005
                               -----------------------

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

(C) Additional Paid-In Capital

Additional paid-in capital at December 31, 2005 represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company (See Note 4).

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