Form 10QSB
period 2006-06-30
BELLOWS ACQUISITION CORP
filed 2006-08-09
CIK 1122107

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB
(Mark One)
[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006
   OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to

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

         Class                             Outstanding at June 30, 2006

Common Stock, par value $0.0001                 1,000,000

Documents incorporated by reference:            None



                   PART I  -- FINANCIAL INFORMATION

                 BELLOWS ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEET
                       AS OF June 30, 2006
                           (Unaudited)
                      -----------------------

                             ASSETS
                              ------

Cash                                          $ 100
                                             ------
TOTAL ASSETS                                  $ 100
                                             ======


             LIABILITIES AND STOCKHOLDER'S EQUITY
             ------------------------------------


LIABILITIES                                    $  -

STOCKHOLDER'S EQUITY

Preferred Stock, $.0001 par value,
 20,000,000 shares authorized,
 none issued and outstanding                      -

Common Stock, $.0001 par value,
 100,000,000 shares authorized,
 1,000,000 issued and outstanding                100

Additional paid-in capital                     1,315

Deficit accumulated during
    development stage                         (1,315)
                                                -----
 Total Stockholder's Equity                      100
                                                -----
TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                         $ 100
                                                =====


        See accompanying notes to financial statements
                               2

                     BELLOWS ACQUISITION CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
                             (Unaudited)
                       -----------------------

	            	For the  	For the		For the	    For the    	March 24,
        	     	3-Months	3-Months	6-Months    6-Months   	1999
             		Ended		Ended   	Ended	    Ended	(Inception)
             		June 30, 	June 30,	June 30,    June 30, 	to June 30,
             		2006            2005        	2006	    2005	2006

Income       		$  -        	$  -       	$  -	    $   -	$  -


Expenses
 Professional Fees	  780		   -		  780			   780
 Organization
    expense        	   -		   -	       	   -		-	   535
                       ------- 		-------  	------	    -------	-------

   Total expenses         780              -       	  780		-	 1,315
                       ------- 		-------  	------	    -------	-------

NET LOSS                 (780)             -        	 (780)		-	(1,315)
                       =======          =======		======	    ========	=======

                See accompanying notes to financial statements

                        BELLOWS ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                              TO June 30, 2006
                                  (Unaudited)
                              --------------------

                                                                   Deficit
                                                                   Accumulated
                                                    Additional     During
                            Common Stock Issued     Paid-In        Development
                            Shares      Amount      Capital        Stage          Total
-----------                 ------        -----      ------        -----          -----
Common Stock Issuance       1,000,000    $ 100      $  -           $  -           $  100

Fair value of expenses
 contributed                   -           -         1,315             -           1,315

Net loss for the years ended:
 December 31, 1999             -           -           -              (535)         (535)
 December 31, 2000             -           -           -               -             -
 December 31, 2001             -           -           -               -             -
 December 31, 2002             -           -           -               -             -
 December 31, 2003             -           -           -               -             -
 December 31, 2004             -           -           -               -             -
 December 31, 2005             -           -           -               -             -
 June 30, 2006                 -           -           -              (780)         (780)
-----------                 ------        -----      ------          ------         -----
BALANCE AT
  June 30, 2006            1,000,000       100       $1,315         $(1,315)       $ 100
============               =========      =====       =====         =======         =====

                    See accompanying notes to financial statements
                                                     4

                          BELLOWS ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                              ------------------------
                                                                      For The Period
                                                                      From
                               January 1,         January 1,          March 24, 1999
                               2006 to            2005 to             (Inception) to
                               June 30, 2006     June 30, 2005        June 30, 2006
                              -----------         -----------         ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:

Net loss                        $ (780)              $   -               $  (1,315)
Adjustment to reconcile
 net loss to net cash used by
 operating activities

Contributed expenses               780                   -                   1,315
                                -------              ------                --------
 Net Cash Used In Operating
       Activities                    -                   -                    -
                                -------              ------                --------
CASH FLOWS FROM
   INVESTING ACTIVITIES              -                   -                    -
                                -------              ------                --------
CASH FLOWS FROM
   FINANCING ACTIVITIES:

 Proceeds from issuance of
      common stock                   -                   -                   100
                                -------              -------               --------
     Net Cash Provided By Financing
       Activities                    -                   -                   100
                                -------              -------               --------
INCREASE IN CASH AND
  CASH EQUIVALENTS                   -                   -                   100

CASH AND CASH  EQUIVALENTS
 - BEGINNING OF PERIOD              100                  100                  -
                                -------               -------             --------
CASH AND CASH EQUIVALENTS
 - END OF PERIOD                  $ 100                $ 100              $  100
===============                 ========               =======            ========

                    See accompanying notes to financial statements

                           BELLOWS ACQUISITION CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006
                                   ---------------

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)   Organization and Business Operations

Bellows Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At June 30, 2006, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

                  BELLOWS ACQUISITION CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                      AS OF JUNE 30, 2006
                      -----------------------

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

                    BELLOWS ACQUISITION CORPORATION
                     (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS
                         AS OF JUNE 30, 2006
                         -----------------------

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

(C) Additional Paid-In Capital

Additional paid-in capital at June 30, 2006 represents the fair value of the amount of organization costs and professional fees incurred by related parties on behalf of the Company (See Note 4).

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

Dated:   August 4, 2006

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                             OFFICE                DATE

   /s/ James M. Cassidy             Director                August 4, 2006