Form 10QSB
period 2006-09-30
BELLOWS ACQUISITION CORP
filed 2006-11-14
CIK 1122107

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB
(Mark One)
[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2006
   OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to

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

         Class                          Outstanding at September 30, 2006

Common Stock, par value $0.0001                      1,000,000

Documents incorporated by reference:                   None



                   PART I  -- FINANCIAL INFORMATION

                 BELLOWS ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEET
                     AS OF September 30, 2006
                           (Unaudited)
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
                                                =====


        See accompanying notes to financial statements
                               2

                     BELLOWS ACQUISITION CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
                             (Unaudited)
                       -----------------------

	            	For the  	For the		For the	    For the    	March 24,
        	     	3-Months	3-Months	9-Months    9-Months   	1999
             		Ended		Ended   	Ended	    Ended	(Inception)
             		Sept 30, 	Sept 30,	Sept 30,    Sept 30, 	to Sept 30,
             		2006            2005        	2006	    2005	2006

Income       		$  -        	$  -       	$  -	    $   -	$  -


Expenses
 Professional Fees	   -		   -		  780			   780
 Organization
    expense        	   -		   -	       	   -		-	   535
                       ------- 		-------  	------	    -------	-------

   Total expenses          -               -       	  780		-	 1,315
                       ------- 		-------  	------	    -------	-------

NET LOSS                   -             -        	 (780)		-	(1,315)
                       =======          =======		======	    ========	=======

                See accompanying notes to financial statements

                        BELLOWS ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                             TO September 30, 2006
                                  (Unaudited)
                              --------------------

                                                                   Deficit
                                                                   Accumulated
                                                    Additional     During
                            Common Stock Issued     Paid-In        Development
                            Shares      Amount      Capital        Stage          Total
-----------                 ------        -----      ------        -----          -----
Common Stock Issuance       1,000,000    $ 100      $  -           $  -           $  100

Fair value of expenses
 contributed                   -           -         1,315             -           1,315

Net loss for the years ended:
 December 31, 1999             -           -           -              (535)         (535)
 December 31, 2000             -           -           -               -             -
 December 31, 2001             -           -           -               -             -
 December 31, 2002             -           -           -               -             -
 December 31, 2003             -           -           -               -             -
 December 31, 2004             -           -           -               -             -
 December 31, 2005             -           -           -               -             -
 Sept 30, 2006                 -           -           -              (780)         (780)
-----------                 ------        -----      ------          ------         -----
BALANCE AT
  Sept 30, 2006            1,000,000       100       $1,315         $(1,315)       $ 100
============               =========      =====       =====         =======         =====

                    See accompanying notes to financial statements
                                                     4

                          BELLOWS ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                              ------------------------
                                                                      For The Period
                                                                      From
                               January 1,         January 1,          March 24, 1999
                               2006 to            2005 to             (Inception) to
                               Sept 30, 2006      Sept 30, 2005       Sept 30, 2006
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
===============                 ========               =======            ========

                    See accompanying notes to financial statements

                           BELLOWS ACQUISITION CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                             AS OF September 30, 2006
                                   ---------------

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)   Organization and Business Operations

Bellows Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At September 30, 2006, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

(D) Income Taxes

The Company accounts for income taxes under the Financial Accounting
Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the years ended December 31, 2005 and 2004 and for the nine months ended September 30, 2006.

                  BELLOWS ACQUISITION CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                     AS OF September 30, 2006
                      -----------------------

(E) Recent Accounting Pronouncements

FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards.
SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

(C) Additional Paid-In Capital

Additional paid-in capital at September 30, 2006 represents the fair value of the amount of organization costs and professional fees incurred by related parties on behalf of the Company (See Note 4).

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

Dated:   November 13, 2006

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                             OFFICE                DATE

 /s/ James M. Cassidy             Director                November 13, 2006