Form 10QSB
period 2007-09-30
BELLOWS ACQUISITION CORP
filed 2007-11-13
CIK 1122107

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB
(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2007

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


         Class                        Outstanding at September 30, 2007

Common Stock, par value $0.0001                 1,000,000

Documents incorporated by reference:            None



                   PART I  -- FINANCIAL INFORMATION

                   BELLOWS ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED BALANCE SHEET
                       AS OF September 30, 2007
                            (Unaudited)
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
                                               ========



          See accompanying notes to condensed financial statements
                                    2

                             BELLOWS ACQUISITION CORPORATION
                              (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED STATEMENTS OF OPERATIONS
                                       (Unaudited)
                                -----------------------

	            	For the  	For the		For the	    For the    	March 24,
        	     	3-Months	3-Months	9-Months    9-Months   	1999
             		Ended		Ended   	Ended	    Ended	(Inception)
             		Sept 30, 	Sept 30,	Sept 30,    Sept 30, 	to Sept 30,
             		2007            2006        	2007	    2006	2007

Income       		$  -        	$  -       	$  -	    $   -	$  -


Expenses
 Professional Fees	    0		    0		  780		780	 1,560
 Organization
    expense        	    -		   -	       	   -		-	   535
                       ------- 		-------  	------	    -------	-------

   Total expenses           0               0       	  780		780	 2,095
                       ------- 		-------  	------	    -------	-------

NET LOSS                 (  0)             (0)       	 (780)		(780)	(2,095)
                       =======          =======		======	    ========	=======

                See accompanying notes to condensed financial statements

                          BELLOWS ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                   FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                                TO September 30, 2007
                                     (Unaudited)
                                 --------------------

                                                                   Deficit
                                                                   Accumulated
                                                    Additional     During
                            Common Stock Issued     Paid-In        Development
                            Shares      Amount      Capital        Stage          Total
-----------                 ------        -----      ------          -----         -----
Common Stock Issuance       1,000,000    $ 100      $  -           $    -         $  100
Fair value of expenses
 contributed                   -           -          2,095             -          2,095

Net loss for the years ended:
 December 31, 1999             -           -           -              (535)         (535)
 December 31, 2000             -           -           -               -             -
 December 31, 2001             -           -           -               -             -
 December 31, 2002             -           -           -               -             -
 December 31, 2003             -           -           -               -             -
 December 31, 2004             -           -           -               -             -
 December 31, 2005             -           -           -               -             -
 December 31, 2006             -           -           -              (780)         (780)
 Sept 30, 2007                 -           -           -              (780)         (780)
-----------                 ------        -----      ------          ------       -------
BALANCE AT
 Sept 30, 2007             1,000,000       100      $ 2,095        $ (2,095)      $  100
============               =========      =====     =======        =========      =======

                See accompanying notes to condensed financial statements
                                                     4

                           BELLOWS ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                              ------------------------

                               For the nine       For the nine        March 24, 1999
                               Months Ended       Months Ended        (Inception) to
                               Sept 30, 2007      Sept 30, 2006       Sept 30, 2007
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
===============                  ========             =======              ========

                  See accompanying notes to condensed financial statements

                            BELLOWS ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                               AS OF September 30, 2007
                                    (Unaudited)
                                   ---------------


NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Bellows Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At September 30, 2007, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

(B)  Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2007, and the period March 24, 1999 (inception) to September 30, 2007,in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-QSB and Regulation S-B.

Certain information and footnote disclosures normally included in the Company's annual audited financial statements have been condensed or omitted pursuant to such rules and regulations. The results of operations for the nine-months ended September 30, 2007, are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2006, which are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007.

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

(E)  Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48")--an interpretation of FASB Statement
No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2007, the Company does not have a liability for unrecognized tax benefits.

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

The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.


                                 6


                   BELLOWS ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                       AS OF September 30, 2007
                            (Unaudited)
                    -----------------------

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

(C) Additional Paid-In Capital

Additional paid-in capital at September 30, 2007 represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company (See Note 4).

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

Dated:   November 13, 2007

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                             OFFICE                DATE

   /s/ James M. Cassidy             Director                November 13, 2007

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

      Date: November 13, 2007              /s/ James M. Cassidy
                                          President and Director and
                                          Chief Financial Officer
                                          Principal Accounting Officer

                                              EXHIBIT 32

CERTIFICATION PURSUANT TO SECTION 906

Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, the undersigned officer of the Bellows Acquisition Corporation
(the "Company"), hereby certify to my knowledge that:

The Report on Form 10-QSB for the period ended September 30,
2007 of the Company fully complies, in all material respects, with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section
906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange
Commission or its staff upon request.


                             /s/ James M. Cassidy
                                 President and Director and
                                 Chief Executivie Officer,
                                 Chief Financial Officer and
                                 Principal Accounting Officer
Date:  November 13, 2007