Form 10KSB
period 2007-12-31
BELLOWS ACQUISITION CORP
filed 2008-03-31
CIK 1122107

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-KSB
(Mark One)

[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended December 31, 2007
   OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to

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

                  Class              Outstanding at December 31, 2007

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

     At such time as it qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board.

     The OTC Bulletin Board is a dealer-driven quotation service.
Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

     As such time as it qualifies, the Company may choose to apply for quotation of its securities on the Nasdaq Capital Market.

    In order to qualify for listing on the Nasdaq Capital Market, a company must have at least (i) stockholders' equity of $5,000,000, market value of publicly held shares of $15,000,000 and 2 years operating history or stockholders' equity of $4,000,000, market value of publicly held shares of $5,000,000 and net income from continuing operations in latest fiscal year or two of the last three years of $750,000; (ii) a public float of 1,000,000 shares; (iii) a bid price of $4.00; and (iv) three market makers; and (v) 300 shareholders. For continued listing on the Nasdaq Capital Market, a company must have at least (i) stockholders' equity of $2,500,000 or market value of listed securities of $35,000,000 or net income from continuing operations in the lastest fiscal year or in two of the last three fiscal years of $500,000; (ii) a public float of 500,000 shares with a market value of $1,000,000;(iii) a bid price of $1.00;
(iv) two market makers; and (v) 300 shareholders.

     In general there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

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


Item 7.  Financial Statements

     The financial statements for the year ended December 31, 2007 are attached to this filing.

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.


Item 8A(T).   Controls and Procedures

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

Management's Report of Internal Control over Financial Reporting

	The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's sole officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

	Weinberg & Company, our independent registered public accounting firm, has not issued an attestation report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

	There have been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


                                 PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

     The Directors and Officers of the Company are as follows:

        Name                     Age         Positions and
                                             Offices Held
      -----------------                      -----------
     James M. Cassidy            72          President, Secretary, Director

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


Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of December 31, 2007, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

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

Item 14.  Principal Accountant Fees and Services

    The Company has no activities, no income and no expenses. The Company's president has donated his time in preparation and filing of all state and federal required taxes and reports.

Audit Fees

     The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB and Form 10-QSB reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

                         December 31, 2007      December 31, 2006
	                 -----------------      -----------------
                            $ 2,500                  $ 780
                            =======                  ======

Audit-Related Fees

    There were no audit related services for the years ended 2007 and 2006.

Tax Fees

    The Company incurred $0 for tax related services provided by Weinberg & Company for the years ended December 2007 and 2006.

All Other Fees

   The Company incurred $0 for other fees by the principal accountant for the years ended December 31, 2007 and 2006.

   The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.



                    BELLOWS ACQUISITION CORPORATION
                     (A DEVELOPMENT STAGE COMPANY)
                          FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2007

                    BELLOWS ACQUISITION CORPORATION
                     (A DEVELOPMENT STAGE COMPANY)


                              CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	BALANCE SHEET AS OF DECEMBER 31, 2007

PAGE	3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,
		2007 AND 2006 AND FOR THE PERIOD FROM MARCH 24, 1999
		(INCEPTION) THROUGH DECEMBER 31, 2007

PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE PERIOD
		FROM MARCH 24, 1999 (INCEPTION) THROUGH DECEMBER 31, 2007

PAGE	5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
                2007 AND 2006 AND FOR THE PERIOD FROM MARCH 24, 1999
                (INCEPTION) THROUGH DECEMBER 31, 2007

PAGES	6 - 9	NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007



       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
Bellows Acquisition Corporation

We have audited the accompanying balance sheet of Bellows Acquisition Corporation (a development stage company) (the "Company") as of December 31, 2007 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December
31, 2007 and 2006 and for the period March 24, 1999 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 included in the accompanying Form 10-KSB and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bellows Acquisition Corporation as of December 31, 2007 and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 and for the period from March 24, 1999 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.



Weinberg & Company, P.A.

Boca Raton, Florida
March 25, 2008

              BELLOWS ACQUISITION CORPORATION
               (A DEVELOPMENT STAGE COMPANY)
                       BALANCE SHEET
                  AS OF DECEMBER 31, 2007
                  -----------------------
                         ASSETS
                         ------

Cash                                    $ 100
                                        ------
TOTAL ASSETS                            $ 100
                                        ======



        LIABILITIES AND STOCKHOLDER'S EQUITY
        ------------------------------------


LIABILITIES                             $  -

STOCKHOLDER'S EQUITY

Preferred stock, $.0001 par value,
 20,000,000 shares authorized,
 none issued and outstanding                -
Common stock, $.0001 par value,
 100,000,000 shares authorized,
 1,000,000 issued and outstanding         100
Additional paid-in capital              2,095
Deficit accumulated during
    development stage                  (2,095)
                                         -----
 Total Stockholder's Equity               100
                                         -----
TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                  $ 100
                                       =======



             See accompanying notes to financial statements
                                    2

                     BELLOWS ACQUISITION CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF OPERATIONS
                         -----------------------

                                                      For the Period
                                                          From
                      For the Year   For the Year     March 24, 1999
                         Ended          Ended       (Inception) through
                      December 31,   December 31,       December 31,
                          2007          2006               2007
                      -----------    ------------     --------------

Income                $      -        $   -            $     -

Expenses
 Organization expense        -             -                535
 Professional Fees          780		  780		  1,560
                      ----------      ---------        ---------

Total expenses              780           780             2,095
                      ----------      ---------         ---------

NET LOSS              $    (780)      $  (780)         $ (2,095)
==========            ==========      =========        ==========

Basic and diluted--   $       -       $     -
loss per share        ==========      ==========

Weighted average
number of shares
outstanding,basic
and diluted            1,000,000      1,000,000
                       ==========     ==========

               See accompanying notes to financial statements

                       BELLOWS ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                         THROUGH DECEMBER 31, 2007
                           --------------------

                                                          Deficit
                                                         Accumulated
                                             Additional    During
                        Common Stock Issued    Paid-In   Development
                          Shares     Amount    Capital      Stage      Total
                         -------     ------    -------   ----------   -------

Common stock issuance    1,000,000    $ 100     $  -        $ 	-      $   100

Fair value of expenses
  contributed                   -        -       2,095     	-        2,095

Net loss for the years ended:
 December 31, 1999              -        -         -           (535)      (535)
 December 31, 2000              -        -         -         	-          -
 December 31, 2001              -        -         -         	-          -
 December 31, 2002              -        -         -         	-          -
 December 31, 2003              -        -         -         	-          -
 December 31, 2004              -        -         -        	-          -
 December 31, 2005              -        -         -       	-          -
 December 31, 2006		-	 -	   -	       (780)	 (780)
 December 31, 2007		-	 -	   -	       (780)	 (780)
                          ---------   ------     ------      -------    ------
BALANCE AS OF
  DECEMBER 31, 2007      1,000,000    $ 100     $ 2,095    $ (2,095)    $ 100
===================      =========    =====      ======     ========    ======

               See accompanying notes to financial statements
                                       4

                           BELLOWS ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                               ------------------------

                                                                For The Period
                                                                      From
                                    For the Year  For the Year  March 24, 1999
                                       Ended         Ended        (Inception)
                                    December 31,   December 31,   through
                                       2007          2006       December 31 2007
                                    -----------    -----------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                             $  (780)         $ (780)         $ (2,095)
Adjustment to reconcile
 net loss to net cash used by
 operating activities

Contributed expenses                     780            780              2,095
                                       -------        -------          --------

 Net Cash Used In Operating Activities    -             -                -
                                       -------        -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES      -             -                -
                                       -------        -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of common stock   -             -                100
                                       -------        -------         --------
 Net Cash Provided By Financing
    Activities                            -             -                100
                                       -------        -------         -------
INCREASE IN CASH AND CASH EQUIVALENTS     -             -                100

CASH AND CASH EQUIVALENTS - BEGINNING
   OF PERIOD                            100             100               -
                                       -------        -------          -------

CASH AND CASH EQUIVALENTS -
   END OF PERIOD                      $ 100           $ 100             $ 100
=========================             ========        =======          =======


                    See accompanying notes to financial statements

                   BELLOWS ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS
                   AS OF DECEMBER 31, 2007 AND 2006
                   --------------------------------

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Bellows Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of December 31, 2007, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.
The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

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

(D) Taxes

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.
There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the years ended
December 31, 2007 and 2006.

                   BELLOWS ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS
                   AS OF DECEMBER 31, 2007 AND 2006
                   --------------------------------

(E) Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for 2007 and 2006.

(F) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.

In February 2007, the FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No.115 (FAS 159) will become effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, if any, of this fair-value option will have a material effect on its results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Non-controlling Interests in
Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be

                   BELLOWS ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS
                   AS OF DECEMBER 31, 2007 AND 2006
                   --------------------------------

reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

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

(C) Additional Paid-In Capital

Additional paid-in capital as of December 31, 2007 represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company (See Note 4).

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

                   BELLOWS ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS
                   AS OF DECEMBER 31, 2007 AND 2006
                   --------------------------------


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

Dated:  March 28, 2008


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ James M. Cassidy          Director            March 28, 2008