Form 10QSB
period 2008-03-31
BELLOWS ACQUISITION CORP
filed 2008-05-14
CIK 1122107

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB
(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2008
   OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to

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


         Class                        Outstanding at March 31, 2008

Common Stock, par value $0.0001                 1,000,000

Documents incorporated by reference:            None


                   PART I  -- FINANCIAL INFORMATION

             PART I  -- FINANCIAL INFORMATION

                 BELLOWS ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED BALANCE SHEET
                       AS OF MARCH 31, 2008
                           (Unaudited)
                      -----------------------
                             ASSETS
                             ------

   Cash                                          $  100
                                                 ------
   TOTAL ASSETS                                  $  100
                                                 ------



           LIABILITIES AND STOCKHOLDER'S EQUITY
           ------------------------------------


   LIABILITIES

   Accrued expenses                              $2,500
                                                 ------

   TOTAL LIABILITIES                              2,500
                                                 ------

   STOCKHOLDER'S EQUITY

   Preferred Stock, $.0001 par value,
    20,000,000 shares authorized,
    none issued and outstanding                      -

   Common Stock, $.0001 par value,
    100,000,000 shares authorized,
    1,000,000 issued and outstanding                 100

   Additional paid-in capital                      2,095

   Deficit accumulated during
       development stage                          (4,595)
                                                 --------
    Total Stockholder's Equity                    (2,400)
                                                 --------
   TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                        $   100
                                                 ========



          See accompanying notes to condensed financial statements
                                    2

                     BELLOWS ACQUISITION CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED STATEMENTS OF OPERATIONS
                             (Unaudited)
                       -----------------------

                      For the Three       For the Three       March 24, 1999
                      Months Ended        Months Ended     (Inception) through
                      March 31, 2008      March 31, 2007      March 31, 2008


Income                    $  -                $  -              $    -

Expenses
  Organization expense       -                   -                   535
  Professional Fees        2,500                 -                 4,060
                          -------             -------             -------

   Total expenses          2,500                 -                 4,595
                          -------             -------             -------

NET LOSS                 $(2,500)             $  -               $(4,595)
========                 ========            ========            ========

Basic and diluted--
loss per share           $   -               $   -
                         ========            ========

Weighted average
number of shares
outstanding;
basic and diluted        1,000,000	     1,000,000
                         =========	     =========
p

              See accompanying notes to condensed financial statements
                                       3

                       BELLOWS ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                            THROUGH MARCH 31, 2008
                                  (Unaudited)
                              --------------------

                                                                 Deficit
                                                                 Accumulated
                                                   Additional   During
                            Common Stock Issued    Paid-In      Development
                            Shares      Amount     Capital      Stage        Total
-----------                 ------        -----    ------       --------     --------
Common Stock Issuance       1,000,000    $ 100      $  -         $  -        $   100
Fair value of expenses
 contributed                   -           -         2,095          -          2,095

Net loss for the years ended:
 December 31, 1999             -           -          -           (535)         (535)
 December 31, 2000             -           -          -             -             -
 December 31, 2001             -           -          -             -             -
 December 31, 2002             -           -          -             -             -
 December 31, 2003             -           -          -             -             -
 December 31, 2004             -           -          -             -             -
 December 31, 2005             -           -          -             -             -
 December 31, 2006             -           -          -           (780)         (780)
 December 31, 2007             -           -          -           (780)         (780)
 March 31, 2008                -           -          -         (2,500)       (2,500)
-----------                 ------        -----     ------      -------      --------
BALANCE AS OF
 March 31, 2008            1,000,000      $ 100     $2,095      $(4,595)     $(2,400)
============               =========      =====     ======      ========     ========

                  See accompanying notes to condensed financial statements
                                                     4

                           BELLOWS ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                              ------------------------

                               For the Three      For the Three       March 24, 1999
                               Months Ended       Months Ended        (Inception) to
                               March 31, 2008     March 31, 2007      March 31, 2008
                              -----------         -----------         ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:

Net loss                        $(2,500)            $   -               $  (4,595)
Adjustment to reconcile
 net loss to net cash used by
 operating activities

Accrued expenses                 (2,500)                -                   2,500

Contributed expenses                 -                  -                   2,095
                                -------              ------               --------
 Net Cash Used In Operating
       Activities                    -                  -                    -
                                -------              ------               --------
CASH FLOWS FROM
   INVESTING ACTIVITIES              -                  -                    -
                                -------              ------               --------
CASH FLOWS FROM
   FINANCING ACTIVITIES:

 Proceeds from issuance of
      common stock                   -                   -                   100
                                -------              -------              --------
     Net Cash Provided By Financing
       Activities                    -                   -                   100
                                -------              -------               --------
INCREASE IN CASH AND
  CASH EQUIVALENTS                   -                   -                   100

CASH AND CASH  EQUIVALENTS
 - BEGINNING OF PERIOD              100                  100                  -
                                -------               -------             --------
CASH AND CASH EQUIVALENTS
 - END OF PERIOD                  $ 100                $ 100              $  100
===============                 ========               =======            ========

                  See accompanying notes to condensed financial statements

                           BELLOWS ACQUISITION CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                               AS OF MARCH 31, 2008
                                    (Unaudited)
                                 ---------------


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations
Bellows Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of March 31, 2008, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

(B) Interim Financial Statements

The accompanying unaudited condensed financial statements have been prpared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2008, and the period March 24, 1999 (inception) through March 31, 2008, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-QSB and Regulation S-B.

Certain information and footnote disclosures normally included in the Company's annual audited finanical statements have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2007, which are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008.

(C) Use of Estimates

The preparation of the condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(E)  Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. Financial instruments applicable to the Company include cash and accrued expenses. The carrying amounts approximate the fair value due to their short maturities of less than one year.

(F) Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.
There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended
March 31, 2008.

                   BELLOWS ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                         AS OF MARCH 31, 2008
                           (Unaudited)
                   --------------------------------

(G) Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the period ended March 31, 2008.

(H) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective as of January 1, 2008. This statement was adopted without effect on its results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be

                   BELLOWS ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                         AS OF MARCH 31, 2008
                             (Unaudited)
                    --------------------------------

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

(C) Additional Paid-In Capital

Additional paid-in capital as of March 31, 2008 represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company (See Note 4).

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

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective as of January 1, 2008. This statement was adopted without effect on its results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.


ITEM 3A(T).  Controls and Procedures.

Disclosures and Procedures

       Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.


      This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange
Commission that permit the Company to provide only management's report in this Quarterly Report.

Changes in Internal Controls

          There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



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

Dated:   May 14, 2008

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                             OFFICE                DATE

   /s/ James M. Cassidy             Director         May 14, 2008

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

      Date: May 14, 2008                  /s/ James M. Cassidy
                                          President and Director and
                                          Chief Financial Officer
                                          Principal Accounting Officer

                                            EXHIBIT 32

CERTIFICATION PURSUANT TO SECTION 906

Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, the undersigned officer of the Bellows Acquisition Corporation
(the "Company"), hereby certify to my knowledge that:

The Report on Form 10-QSB for the period ended March 31,
2008 of the Company fully complies, in all material respects, with the requirements of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934, and the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section
906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange
Commission or its staff upon request.


                             /s/ James M. Cassidy
                                 President and Director and
                                 Chief Executivie Officer,
                                 Chief Financial Officer and
                                 Principal Accounting Officer
Date: May 14, 2008