Form 10-Q
period 2008-06-30
BELLOWS ACQUISITION CORP
filed 2008-08-14
CIK 1122107

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2008

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes  X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer         Accelerated Filer
   Non-accelerated filer          Smaller reporting company  X
   (do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
                                                         Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                        Outstanding at June 30, 2008

Common Stock, par value $0.0001                 1,000,000

Documents incorporated by reference:            None

                   PART I  -- FINANCIAL INFORMATION


                 BELLOWS ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED BALANCE SHEET
                       AS OF June 30, 2008
                           (Unaudited)
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
                                                 ========



          See accompanying notes to condensed financial statements
                                    2

                     BELLOWS ACQUISITION CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED STATEMENTS OF OPERATIONS
                             (Unaudited)
                       -----------------------

	            	For the  	For the		For the	    For the    	March 24,
        	     	3-Months	3-Months	6-Months    6-Months   	1999
             		Ended		Ended   	Ended	    Ended	(Inception)
             		June 30, 	June 30,	June 30,    June 30, 	to June 30,
             		2008            2007        	2008	    2007	2008

Income       		$  -        	$  -       	$  -	    $   -	$  -


Expenses
 Professional Fees	    -		   -		 2,500		-	 4,060
 Organization
    expense        	    -		   -	       	   -		-	   535
                       ------- 		-------  	------	    -------	-------

   Total expenses           -              -       	 2,500		-	 4,595
                       ------- 		-------  	------	    -------	-------

NET LOSS                    -              -       	(2,500)	        -	(4,595)
=========              =======          =======		======	    ========	=======

Basic and diluted--
loss per share         $   -             $ -
                       ========         ========

Weighted average
number of shares
outstanding;
basic and diluted      1,000,000	1,000,000
                       =========	=========



                See accompanying notes to condensed financial statements

                       BELLOWS ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                            THROUGH June 30, 2008
                                  (Unaudited)
                              --------------------

                                                                 Deficit
                                                                 Accumulated
                                                   Additional   During
                            Common Stock Issued    Paid-In      Development
                            Shares      Amount     Capital      Stage        Total
-----------                 ------        -----    ------       --------     --------
Common Stock Issuance       1,000,000    $ 100      $  -         $  -        $   100
Fair value of expenses
 contributed                   -           -         2,095          -          2,095

Net loss for the years ended:
 December 31, 1999             -           -          -           (535)         (535)
 December 31, 2000             -           -          -             -             -
 December 31, 2001             -           -          -             -             -
 December 31, 2002             -           -          -             -             -
 December 31, 2003             -           -          -             -             -
 December 31, 2004             -           -          -             -             -
 December 31, 2005             -           -          -             -             -
 December 31, 2006             -           -          -           (780)         (780)
 December 31, 2007             -           -          -           (780)         (780)
 June 30, 2008                 -           -          -         (2,500)       (2,500)
-----------                 ------        -----     ------      -------      --------
BALANCE AS OF
  June 30, 2008            1,000,000      $ 100     $2,095      $(4,595)     $(2,400)
============               =========      =====     ======      ========     ========

                  See accompanying notes to condensed financial statements
                                                     4

                           BELLOWS ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                              ------------------------


                               For the Six        For the Six         March 24, 1999
                               Months Ended       Months Ended        (Inception) to
                               June 30, 2008      June 30, 2007       June 30, 2008
                              -----------         -----------         ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:

Net loss                        $(2,500)            $   -               $  (4,595)
Adjustment to reconcile
 net loss to net cash used by
 operating activities

Accrued expenses                  2,500                 -                   2,500

Contributed expenses                 -                  -                   2,095
                                -------              ------               --------
 Net Cash Used In Operating
       Activities                    -                  -                    -
                                -------              ------               --------
CASH FLOWS FROM
   INVESTING ACTIVITIES              -                  -                    -
                                -------              ------               --------
CASH FLOWS FROM
   FINANCING ACTIVITIES:

 Proceeds from issuance of
      common stock                   -                   -                   100
                                -------              -------              --------
     Net Cash Provided By Financing
       Activities                    -                   -                   100
                                -------              -------               --------
INCREASE IN CASH AND
  CASH EQUIVALENTS                   -                   -                   100

CASH AND CASH  EQUIVALENTS
 - BEGINNING OF PERIOD              100                  100                  -
                                -------               -------             --------
CASH AND CASH EQUIVALENTS
 - END OF PERIOD                  $ 100                $ 100              $  100
===============                 ========               =======            ========

                  See accompanying notes to condensed financial statements

                           BELLOWS ACQUISITION CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                               AS OF June 30, 2008
                                    (Unaudited)
                                 ---------------


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Bellows Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of June 30, 2008, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

(B) Interim Financial Statements

The accompanying unaudited condensed financial statements have been prpared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of three and six month periods ended June 30, 2008, and the period March 24, 1999 (inception) through June 30, 2008, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-Q and Regulation S-X.

Certain information and footnote disclosures normally included in the Company's annual audited finanical statements have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six month periods ended June 30, 2008, are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2007, which are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008.

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

(F) Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.
There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended
June 30, 2008.

                   BELLOWS ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                         AS OF June 30, 2008
                           (Unaudited)
                   --------------------------------

(G) Loss Per Share

Basic loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three and six month periods ended
June 30, 2008.

(H) Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be

                   BELLOWS ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                         AS OF June 30, 2008
                             (Unaudited)
                    --------------------------------

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

(C) Additional Paid-In Capital

Additional paid-in capital as of June 30, 2008 represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company (See Note 4).

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

NOTE 5    SUBSEQUENT EVENT

On July 15, 2008, the Company entered into an agreement with Magnum Business Management, Inc., a Nevada corporation, to enter into agreements and documents necessary to effect a change in control of the Company. As of the date of this filing, none of these documents have been executed and no change has yet been effected.

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

         On July 15, 2008, the Company entered into an agreement with Magnum Business Management, Inc., a Nevada corporation, to enter into agreements and documents necessary to effect a change in control of the Company. As of the date of this filing, none of these documents have been executed and no change has yet been effected.


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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.


ITEM 4(T).  Controls and Procedures.

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

                               BELLOWS ACQUISITION CORPORATION

                               By:   /s/ James M. Cassidy
                                     President, Chief Financial Officer

Dated:   August 8, 2008


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                             OFFICE                DATE

   /s/ James M. Cassidy             Director         August 8, 2008