Form 10-Q
period 2008-09-30
BELLOWS ACQUISITION CORP
filed 2008-11-19
CIK 1122107

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2008

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

           c/o Empire Advisory, 152 West 57th Street, 27th Floor,
                         New York, New York 10019
           (Address of principal executive offices)  (zip code)

                             212/247-4447
          (Registrant's telephone number, including area code)


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
                                                Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                     Outstanding at September 30, 2008

Common Stock, par value $0.0001                 2,500,000

Documents incorporated by reference:            None

                   PART I  -- FINANCIAL INFORMATION


                 BELLOWS ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED BALANCE SHEET
                     AS OF September 30, 2008
                      -----------------------
                             ASSETS
                             ------
                                       As of             As of
                                   Sept. 30, 2008     Dec. 31, 2007
                                     (Unaudited)

   Cash                               $  250             $  100
                                      ------             ------
   TOTAL ASSETS                       $  250             $  100
                                      ------             ------



        LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
        -------------------------------------------------


   LIABILITIES

   Accrued expenses                   $2,500                --
                                      ------             ------

   TOTAL LIABILITIES                   2,500                --
                                      ------             ------


   STOCKHOLDER'S EQUITY (DEFICIENCY)

   Preferred Stock, $.0001 par value,
    20,000,000 shares authorized,
    none issued and outstanding           -                  -

   Common Stock, $.0001 par value,
    100,000,000 shares authorized,
    2,500,000 issued and outstanding     250                100


   Additional paid-in capital          2,095              2,095

   Deficit accumulated during
       development stage              (4,595)            (2,095)
                                     --------            -------
    Total Stockholder's Equity
       (deficiency)                   (2,250)               100
                                     --------            -------
   TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY            $   250             $  100
       (DEFICIENCY)                  ========            =======



          See accompanying notes to condensed financial statements
                                    2

                     BELLOWS ACQUISITION CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED STATEMENTS OF OPERATIONS
                             (Unaudited)
                       -----------------------

	            	For the  	For the		For the	    For the    	March 24,
        	     	3-Months	3-Months	9-Months    9-Months   	1999
             		Ended		Ended   	Ended	    Ended	(Inception)
             		Sept. 30, 	Sept. 30,	Sept 30,    Sept 30, 	to Sept 30,
             		2008            2007        	2008	    2007	2008

Income       		$  -        	$  -       	$  -	    $   -	$  -


Expenses
 Professional Fees	    -		   -		  2,500          780	    4,060
 Organization
    expense        	    -		   -	       	     -		  -	      535
                       ------- 		-------  	  ------      -------	  -------

   Total expenses           -              -       	   2,500         780	    4,595
                       ------- 		-------  	  ------      -------	  -------

NET LOSS                    -              -       	  (2,500)       (780)	   (4,595)
=========              =======          =======		  =======     =======	   =======

Basic and diluted--
loss per share         $   -             $ -             $  -         $   -      $   -
                       ========         ========         =======      =======    =======

Weighted average
number of shares
outstanding;
basic and diluted      2,500,000	2,500,000       2,500,000    2,500,000   2,500,000
                       =========	=========       =========    =========   =========



                See accompanying notes to condensed financial statements

                       BELLOWS ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIENCY)
                FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                          THROUGH SEPTEMBER 30, 2008
                                  (Unaudited)
                              --------------------

                                                                 Deficit
                                                                 Accumulated
                                                   Additional   During
                            Common Stock Issued    Paid-In      Development
                            Shares      Amount     Capital      Stage        Total
-----------                 ------        -----    ------       --------     --------
Common Stock Issuance       2,500,000    $ 250      $  -         $  -        $   250
Fair value of expenses
 contributed                   -           -         2,095          -          2,095

Net loss for the years ended:
 December 31, 1999             -           -          -           (535)         (535)
 December 31, 2000             -           -          -             -             -
 December 31, 2001             -           -          -             -             -
 December 31, 2002             -           -          -             -             -
 December 31, 2003             -           -          -             -             -
 December 31, 2004             -           -          -             -             -
 December 31, 2005             -           -          -             -             -
 December 31, 2006             -           -          -           (780)         (780)
 December 31, 2007             -           -          -           (780)         (780)
 Net loss for nine
   months ended
   Sept.30, 2008                                                 (2,500)      (2,500)

-----------                 ------       -----      ------      -------      --------
BALANCE AS OF
  Sept. 30, 2008           2,500,000     $250      $2,095       $(4,595)     $(2,250)
============               =========     =====     =======      ========     ========

                  See accompanying notes to condensed financial statements
                                                     4

                           BELLOWS ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                              ------------------------


                               For the Nine       For the Nine        March 24, 1999
                               Months Ended       Months Ended        (Inception) to
                               Sept 30, 2008      Sept 30, 2007       Sept 30, 2008
                              -----------         -----------         ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:

Net loss                        $(2,500)            $ (780)             $  (4,595)
Adjustment to reconcile
 net loss to net cash used by
 operating activities

Accrued expenses                  2,500                780                  2,500

Contributed expenses                 -                  -                   2,095
                                -------              ------               --------
 Net Cash Used In Operating
       Activities                    -                  -                    -
                                -------              ------               --------
CASH FLOWS FROM
   INVESTING ACTIVITIES              -                  -                    -
                                -------              ------               --------
CASH FLOWS FROM
   FINANCING ACTIVITIES:

 Cash paid for redemption
       of common stock             (50)                  -                   (50)
 Proceeds from issuance of
      common stock                 200                   -                   300
                                -------              -------              --------
     Net Cash Provided By Financing
       Activities                  150                   -                   250
                                -------              -------               --------
INCREASE IN CASH AND
  CASH EQUIVALENTS                 150                   -                   250

CASH AND CASH  EQUIVALENTS
 - BEGINNING OF PERIOD             100                  100                  -
                                -------               -------             --------
CASH AND CASH EQUIVALENTS
 - END OF PERIOD                 $ 250                $ 100               $  250
===============                 ========              =======            ========

                  See accompanying notes to condensed financial statements

                           BELLOWS ACQUISITION CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF September 30, 2008
                                    (Unaudited)
                                 ---------------


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Bellows Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. On August 11, 2008, the Company effected a change in control by issuance of 2,000,000 shares of its common stock and redemption of 500,000 shares of its outstanding common stock. The Company reflected the above transaction as a stock split and has retroactively restated the shares outstanding as of the first period presented. Other than such change in control, as of September 30, 2008, the Company had not yet commenced any formal business operations. The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

(B) Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of three and nine month periods ended September 30, 2008, and the period March 24, 1999 (inception) through September 30, 2008, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-Q and Regulation S-X.

Certain information and footnote disclosures normally included in the Company's annual audited finanical statements have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2007, which are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008.

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

(F) Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.
There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended September 30, 2008.

                   BELLOWS ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                       AS OF September 30, 2008
                           (Unaudited)
                   --------------------------------

(G) Loss Per Share

Basic loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three and nine month periods ended
September 30, 2008.

(H) Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be

                   BELLOWS ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                       AS OF September 30, 2008
                             (Unaudited)
                    --------------------------------

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

(B) Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. In March, 1999, the Company issued 1,000,000 shares of its common stock to Pierce Mill Associates, Inc. pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate consideration of $100.

(C) Additional Paid-In Capital

Additional paid-in capital as of September 30, 2008 represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company (See Note 4).


NOTE 3    RELATED PARTIES

Legal counsel to the Company is a 100% owner of Pierce Mill
Associates, Inc., a shareholder of the Company.

Note 4   CHANGE IN CONTROL

     On August 11, 2008 the following events occurred which resulted in a change of control of the Company:

     1. 500,000 shares of the 1,000,000 shares of common stock of the Company owned by Pierce Mill Associates, Inc. were redeemed at par.

     2. The Company issued 2,000,000 shares of common stock to the following shareholders in the following amounts representing 80% of the now outstanding 2,500,000 shares of common stock:

               Scoville Walker          1,000,000
               Jerry L. Jones           1,000,000

	The following persons were elected to the Board of Directors of the Company:

          Scoville Walker
          Jerry L. Jones
          Tony Axam

     The following persons were appointed to the following offices of the Company:

          Scoville Walker     Chief Executive Officer
          Jerry L. Jones      President
          Briana Ramsey       Secretary/Treasurer

     James Cassidy resigned as President and Secretary and as a director of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


     On August 11, 2008 the following events occurred which resulted in a change of control of the Company:

     1. 500,000 shares of the 1,000,000 shares of common stock of the Company owned by Pierce Mill Associates, Inc. were redeemed at par.

     2. The Company issued 2,000,000 shares of common stock to the following shareholders in the following amounts representing 80% of the now outstanding 2,500,000 shares of common stock:

               Scoville Walker          1,000,000
               Jerry L. Jones           1,000,000

	The following persons were elected to the Board of Directors of the Company:

          Scoville Walker
          Jerry L. Jones
          Tony Axam

     The following persons were appointed to the following offices of the Company:

          Scoville Walker     Chief Executive Officer
          Jerry L. Jones      President
          Briana Ramsey       Secretary/Treasurer

     James Cassidy resigned as President and Secretary and as a director of the Company.

	The Company intends to enter into a business combination with Magnum Business Management, Inc., a Nevada corporation.

	Magnum Business Management, Inc. was formed to enter into exclusive sales and marketing agrements for mining and natural resources in Central Africa.

	No agreement has been reached for the business combination with Magnum Business Management, Inc. and no agreements or contracts have yet been executed for such a combination.

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


ITEM 4(T).  Controls and Procedures.

Disclosures and Procedures

       Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's principal executive officer (who also serves as the principal financial officer).

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

Changes in Internal Controls

        The Company effected a change in control including changes its executive officers, majority shareholders and board of directors. As such there was a change in the Company's internal control over financial reporting matters. However, the Company is maintaining the procedures and controls over all its financial reporting in that all reports and procedures are handled directly by the Chief Executive Officer who reports directly to the Board of Diretors.



                   PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On August 11, 2008, the Company issued 2,000,000 shares of its common stock at par.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The sole shareholder of the Company voted to effect the change in control of the Company effected on August 11, 2008, with the election of new directors and the acceptance of a redemption at par of 500,000 of the 1,000,000 shares of outstanding stock owned by it.


ITEM 5.  OTHER INFORMATION

               (a)  A Report on Form 8-K was filed on August 11, 2008.
               (b)  407(c)(3) of Regulation S-K:

   During the quarter covered by this Report, there have not been any material changes to the procedures by which the Company's security holders may recommend nominees to the Board of Directors.

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

                               BELLOWS ACQUISITION CORPORATION

                               By:   /S/ Scoville Walker
                                     President, Chief Financial Officer

Dated:   November 19, 2008


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                             OFFICE                DATE

   /s/ Scoville Walker		     Director	      November 19, 2008