Form 10-K
period 2008-12-31
BELLOWS ACQUISITION CORP
filed 2009-04-16
CIK 1122107

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K
(Mark One)

[X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


             For the fiscal year ended December 31, 2008


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

                   152 West 57th Street, 27th Floor
                      New York, New YOrk 10019
         (Address of principal executive offices)  (zip code)


Issuer's Telephone Number:     212/247-4447

Securities registered under Section 12(g) of the Exchange Act:
        Common Stock, $.0001 par value per share

Indicate by check mark if the rgistrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
						[  ] Yes   [ X ] No

Inidcate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

						[  ] Yes   [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

						[ X ] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
						[ X ] Yes   [  ] No


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
large accelerated

Large Accelerated filer  [  ]       Accelerated filer         [   ]
Non-accelerated filer    [  ]       Smaller reporting company [ X ]
  (do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company
   (as defined in Rule 12b-2 of the Exchange Act).
						[ X ] Yes   [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

							    $ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

       Class                                  Outstanding at
                                            December 31, 2008

Common Stock, par value $0.0001                 2,500,000

Documents incorporated by reference:            None


                               PART I

Item 1.  Description of Business

     Bellows Acquisition Corporation (the "Company") was incorporated on March 24, 1999 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares.

      On August 11, 2008, the Company redeemed 500,000 shares of its then 1,000,000 oustanding shares of common stock at par and issued 2,000,000 shares for $200. The sole officer and director of the Company resigned and new officers and directors were appointed and elected. Such transactions resulted in a change in control of the Company.

     Nothwithstanding its change in control, the Company's purpose remains to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. Such target company may be one in which one or more of the officers or directors of the Company is affiliated.

       The Company does not intend to restrict its search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. Management believes that there may be other companies similarly situated and that the Company may encounter competition in locating and acquiring an business entity.

     The Company has no employees.

     The Company registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.


Item 2.  Properties

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


                              PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

     Since inception, the Company has sold securities which were not registered as follows:


                                            NUMBER OF
DATE                     NAME               SHARES       CONSIDERATION

March 25, 1999      Pierce Mill
                    Associates, Inc.        1,000,000      $  100
                                             (500,000)        (50)
August 11, 2008	    Scoville Walker         1,000,000         100
August 11, 2008     Jerry L. Jones          1,000,000      $  100


Item 6.  Selected Financial Data.

	There is no selected financial data required to be filed for a smaller reporting company.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination may likely take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or
Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

     The Company will not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. In addition, any such target company may be one in which one or more of the officers or directors of the Company is affiliated.

     It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, sale or licensing agreement with another corporation or entity.

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

     The Company will participate in a business combination only after the negotiation and execution of appropriate agreements.
Since the target company may be one in which one or more of the Company's officers and/or directors is affiliated, such negotiations may not be deemed to be arm-length's negotiations.

     The Company does not anticipate expending funds itself for locating a target company. The officers and directors of the Company, provide their services without charge or repayment.
The Company will not borrow any funds to make any payments to the Company's management, its affiliates or associates.

      If management of the Company stops or becomes unable to continue to pay the Company's operating expenses, the Company may not be able to timely make the periodic reports required under the Exchange Act nor to continue to search for an acquisition target.


     Year-End 2008 Compared to Year-End 2007.

      The Company has received no income, has had no operations nor expenses, other than accounting fees as required for the preparation of the Company's financial statements.


Item 8.  Financial Statements and Supplementary Data

     The financial statements for the year ended December 31, 2008 and 2007 are attached to this filing.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.


Item 9A.   Controls and Procedures

       Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer and principal financial officer. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, they believe that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The Company does not have day-to-day continuing operations, but the principal executive officer and the principal financial officer are directly involved in all activities and operations, when they occur, of the Company.

Management's Report of Internal Control over Financial Reporting

	The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008, based on those criteria.

         A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

	Weinberg & Company, P.A the Company's independent registered public accounting firm, has not issued an attestation report on the effectiveness of its internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

	There have been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


                             PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;


     The Directors and Officers of the Company are as follows:

      Name                Age       Positions and Offices Held
     -----------------              -----------

     Scoville Walker        57      Chief executive officer, director
     Jerry L. Jones         54       President, director
     Tony Axam                       Director
     Briana Ramsey          33       Secretary/Treasurer

     There are no agreements or understandings for the officers or director to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor will act at the direction of any other person.

     Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which they have served as such, and the business experience during at least the last five years:

       Scoville Walker has served as the chief executive officer and a director of the Company since August 11, 2008. Mr. Walker has worked in the finance industry for several decades. Mr. Walker obtained his Series 3 registration with First Commodity Corporation of Boston and later his Series 24, 63 and 7 registrations. Mr. Walker opened his own NASD member firm, Walker Luther Securities, Inc., specializing in municipal finance, and subsequently opened Cartwright & Walker Securities, managing retail accounts. Mr. Walker's firms cleared their securities transactions through Refco of New York, Emmett Larkin and Company of San Francisco and Bear Stearns of New York. Mr. Walker is also a member of the Antwerpen Dismantkring of Antwerp, Belgium and a member of the World Federation of Diamond Bourses.

        Jerry L. Jones has served as president and a direcctor of the Company since August 11, 2008. Mr. Jones has been involved with numerous business ventures beginning in the 1980's in Hollywood, California with a walk-in photo studio. Mr. Jones expanded this operation to New York and Europe specializing as a high-profile entertainment photographer. Mr. Jones created "The National Black Talent Directory" which was used as a comprehensive clearinghouse for minority actors, singers, dancers, writers, directors and other artists. Mr. Jones was awarded the position of Honorary Entertainment Ambassador by Mayor Tom Bradley of Los Angeles representing African Americans in Africa. Mr. Jones has worked on humanitarian and commercial enterprises in all of Africa for the last 25 years with particular emphasis and expertise in the Congo, and Central and West Africa.


        Tony Axam has served as a director of the Company since August 11, 2008. Mr. Axam began his teaching career in 1985 and has been an instructor and trial adocate at numerous law schools in the United States, including Duke University Law
School, Emory Law school, Mercer Law School, Harvard Law School, University of Texas Law School and others. Mr. Axam has been a featured lecturer as part of the United States Leadership Exchange Program in Johannesburg, South Africa; London Barristers Lecturer with Oxford University at Cambridge. Mr. Axam holds the title of Director for Georgia Institute for Trial Advocacy. Mr. Axam served on the Atlanta Bar as part of the Atlanta Fulton County Indigent Defense Committee and served as a Special Master with the Georgia Supreme Court. Mr. Axam earned his Bachelor of Arts degree and Juris Doctor from Duke University in 1973.

        Briana Ramsey has served as treasurer/secretary of the Company since August 11, 2008. Ms. Ramsey currently owns and operates a Virtual Executive Assistance firm serving executives worldwide, including the Los Angeles Free Clinic and Los Angeles Rape Crisis Center. Ms. Ramsey earned her Bachelor of Arts degree in 1997 from University of Illinois in Urbana, Illinois.

Conflicts of Interest

     The terms of a business combination may include such terms as one or more of the current officers and directors acting as a director or officer of the Company. The terms of a business combination may provide for a payment by cash or otherwise to the shareholders by a target business for the purchase of all or some of the common stock of the Company. Some Shareholders of the Company also serve as officers and directors of the Company. Such benefits may influence management's choice of a target business.

     The Company may enter into a business combination, or acquire assets for its securities, in which management or promoters of the Company or any affiliates or associates have an interest, direct or indirect.

     There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

	Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only those persons to whom such code applied. Furthermore, because the Company does not have any activities, there are no activities or transactions which would be subject to this code. At the time the Company enters into a business combination or other corporate transaction, the officers and directors will recommend to any new management that such a code be adopted. The Company does not maintain an Internet website on which to post a code of ethics.

	Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At this time, the Company consists of three shareholders two of whom serve as the directors and officers. The
Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee.
Because there are only three shareholders of the Company, there is no established process by which shareholders to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.

Item 11.  Executive Compensation

     The Company's officers and directors do not receive any compensation for services rendered to the Company, nor have they received such compensation in the past. The officers and directors are not accruing any compensation pursuant to any agreement with the Company. However, the officers and directors of the Company anticipate that the may receive benefits as shareholders of the Company.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of any employees.

     The Company does not have a compensation committee for the same reasons as described above.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockkholder Matters

     The following table sets forth, as of December 31, 2008, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the directors and officers of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address              Amount of Beneficial   Percent of
of Beneficial Owner           Ownership              Outstanding Stock

-------------------
James M. Cassidy(1)              500,000               20%
1504 R Street, N.W.
Washington, D.C. 20009

Scoville Walker		        1,000,000              40%
152 West 57th Street
27th Floor
New YOrk, New York 10019

Jerry L. Jones                  1,000,000              40%
152 West 57th Street
27th Floor
New YOrk, New York 10019

All Executive Officers and
Directors as a Group
(2 Persons)                     2,000,000              80%


(1)  Mr. Cassidy is the sole director and shareholder of Pierce
     Mill Associates, Inc. the holder of the 500,000 shares of the Company's common stock and is therefore considered the beneficial owner.


Item 13.  Certain Relationships and Related Transactions and
	  Director Independence

     Scoville Walker and Jerry L. Jones, shareholders of the Company, also serve as directors of the Company and comprise a majority of the board of directors.

Item 14.  Principal Accounting Fees and Services.


	The Company has no activities, no income and no expenses. The Company's officers and directors have donated their time in preparation and filing of all state and federal required taxes and reports.


Audit Fees

        The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and 10-KSB and Form 10-Q and 10-QSB reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

                         December 31, 2008      December 31, 2007
	                 -----------------      -----------------
                            $ 6,960		     $  780
                            ========                  =======
Audit-Related Fees

          There were no audit related services for the years ended 2008 and 2007.


Tax Fees

         The Company incurred $0 for tax related services provided by Weinberg & Company for the years ended December 2008 and 2007.

All Other Fees

   The Company incurred $0 for other fees by the principal accountant for the years ended December 31, 2008 and 2007.


	The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.



                        PART IV


Item 15.  Exhibits, Financial Statement Schedules

	There are no financial statement schedules nor exhibits filed herewith. The exhibits filed in earlier reports and the Company's Form 10-SB are incorporated herein by reference.


                  BELLOWS ACQUISITION CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                      FINANCIAL STATEMENTS
                 AS OF DECEMBER 31, 2008 AND 2007

                   BELLOWS ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
CONTENTS


PAGE	1	REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

PAGE	2	BALANCE SHEETS AS OF DECEMBER 31, 2008 and 2007

PAGE	3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,
                2008 AND 2007 AND FOR THE PERIOD FROM MARCH 24, 1999
		(INCEPTION) THROUGH DECEMBER 31, 2008

PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD
                FROM MARCH 24, 1999 (INCEPTION) THROUGH DECEMBER 31, 2008

PAGE	5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008
                AND 2007 AND FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                THROUGH DECEMBER 31, 2008

PAGES	6 - 8	NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2008
                and 2007



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
Bellows Acquisition Corporation

We have audited the accompanying balance sheets of Bellows
Acquisition Corporation (a development stage company) (the
"Company") as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and for the period March 24, 1999
(inception) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bellows Acquisition Corporation as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended and for the period from March 24, 1999 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.



Weinberg & Company, P.A.

Boca Raton, Florida
April 13, 2009

              BELLOWS ACQUISITION CORPORATION
               (A DEVELOPMENT STAGE COMPANY)
                       BALANCE SHEETS
                AS OF DECEMBER 31, 2008 AND 2007
               ---------------------------------
                         ASSETS
                         ------

                                      2008               2007
                                      -----             -----

Cash                                  $ 250             $ 100
                                      ------            -----
TOTAL ASSETS                          $ 250             $ 100
                                      ======            =====



        LIABILITIES AND STOCKHOLDERS' EQUITY (AND DEFICIENCY)
        -----------------------------------------------------


LIABILITIES                          $ 6,960            $  -
                                      ------            -----
STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value,
 20,000,000 shares authorized,
 none issued and outstanding              -                -
Common stock, $.0001 par value,
 100,000,000 shares authorized,
 2,500,000 and 2,000,000 issued
 and outstanding                         250              200
Additional paid-in capital             2,095            1,995
Deficit accumulated during
    development stage                 (9,055)          (2,095)
                                      --------          -------
 Total Stockholders' Equity
     (Deficiency)                     (6,710)             100
                                      --------          -------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $ 250            $ 100
  (Deficiency)
                                      =======           ======



             See accompanying notes to financial statements
                                    2

                           BELLOWS ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF OPERATIONS
                               -----------------------

                                                      For the Period
                                                          From
                      For the Year   For the Year     March 24, 1999
                         Ended          Ended      Inception) through
                      December 31,   December 31,       December 31,
                          2008          2007               2008
                      -----------    ------------     --------------

Income                $      -        $   -            $     -

Expenses
 Organization expense        -            -                 535
 Professional Fees	 6,960		 780		  8,520
                      ----------      ---------        ---------


Total expenses           6,960           780              9,055
                      ----------      ---------         ---------

NET LOSS              $ (6,960)        $(780)           $(9,055)
==========            ==========      =========         =========

Basic and diluted--
loss per share        $    0.00        $  0.00          $  0.00
                      ==========      =========         =========

Weighted average
number of shares
outstanding, basic
and diluted            2,193,989       2,000,000        2,019,888
                       =========       =========        =========

                  See accompanying notes to financial statements
                                       3

                          BELLOWS ACQUISITION CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                   FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                         THROUGH DECEMBER 31, 2008 AND 2007
                         ----------------------------------

                                                            Deficit
                                                            Accumulated
                                              Additional    During
                        Common Stock Issued    Paid-In      Development
                          Shares     Amount    Capital        Stage      Total
                         -------     ------    --------     ----------   -------

Common stock issuance    2,000,000   $ 200     $  (100)    $   -       $  100

Fair value of expenses
  contributed                   -        -       2,095          -        2,095

Net loss for the years ended:
 December 31, 1999              -        -         -           (535)      (535)
 December 31, 2000              -        -         -             -           -
 December 31, 2001              -        -         -             -           -
 December 31, 2002              -        -         -             -           -
 December 31, 2003              -        -         -             -           -
 December 31, 2004              -        -         -             -           -
 December 31, 2005              -        -         -             -           -
 December 31, 2006	        -        -         -           (780)	   (780)
 December 31, 2007	        -        -         -           (780)	   (780)
 December 31, 2008	        -        -         -         (6,960)	 (6,960)
 Recapitalization          500,000       50         100          -          150
                         ---------   ------     --------     --------   -------
BALANCE AS OF
DECEMBER 31, 2008        2,500,000    $ 250     $ 2,095      $(9,055)   $(6,710)
                         =========    =====     =======      =========  =======


              See accompanying notes to financial statements
                                      4

                          BELLOWS ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                               ------------------------

                                                                For The Period
                                                                    From
                                    For the Year  For the Year  March 24, 1999
                                       Ended         Ended       (Inception)
                                    December 31,   December 31,    through
                                       2008          2007        Dec.31 2008
                                    -----------    -----------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                             $ (6,960)       $ (780)       $  (9,055)
Adjustment to reconcile
 net loss to net cash used by
 operating activities

Professional expenses                   6,960           780            6,960
Contributed expenses                      -              -             2,095
                                       -------        -------        ---------

 Net Cash Used In Operating Activities     -             -                -
                                       -------         -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES       -             -                -
                                       -------         -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Cash paid for redemption of
    common stock                          (50)            -              (50)
 Proceeds from issuance of common stock   200             -              300
                                       -------        -------         --------
 Net Cash Provided By Financing
    Activities                            150             -              250
                                       -------        -------         --------
INCREASE IN CASH AND CASH EQUIVALENTS     150             -              250

CASH AND CASH EQUIVALENTS - BEGINNING
   OF PERIOD                              100             100             -
                                       -------        -------          --------
CASH AND CASH EQUIVALENTS -
   END OF PERIOD                        $ 250           $ 100          $ 250
=========================             ========        =======         ========


                     See accompanying notes to financial statements

                          BELLOWS ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 2008 AND 2007
                               -----------------------

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Bellows Acquisition Corporation (a development stage company)
("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of December 31, 2008, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

(D) Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. Financial instruments applicable to the Company include cash and liabilities. The carrying amounts approximate the fair value due to their short maturities of less than one year.

(E) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected

                          BELLOWS ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 2008 AND 2007
                               -----------------------

to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the years ended December 31, 2008 and 2007.

(F) Loss Per Share

Basic loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the yearS ended December 31, 2008 and 2007.

(G) Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-2, "Effective Date of FASB Statement No. 157" which permits a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected to defer adoption of SFAS 157 for such non-financial assets and liabilities. The Company does not currently anticipate that full adoption in 2009 to have a material impact on its results of operations, financial position, or cash flows.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent.
SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect that the adoption of SFAS 141R or SFAS No. 160 to have a material impact on its results of operations, financial position, or cash flows.

In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on its results of operations, financial position, or cash flows.

                          BELLOWS ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 2008 AND 2007
                               -----------------------

NOTE 2	STOCKHOLDERS' EQUITY

(A) Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

(B) Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. On August 11, 2008 500,000 shares of common stock were redeemed at par. Subsequently, on August 11, 2008 the Company issued 2,000,000 shares to the following shareholders in the following amounts representing 80% for $200 of the now outstanding 2,500,000 shares of common stock (see Note 4):

				Scoville Walker		1,000,000
				Jerry L. Jones		1,000,000


(C) Additional Paid-In Capital

Additional paid-in capital as of December 31, 2008 represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company (See Note 4).

NOTE 3	RELATED PARTIES

Legal counsel to the Company is a 100% owner of Pierce Mill Associates, Inc., a shareholder of the Company.

NOTE 4	CHANGE IN CONTROL

On August 11, 2008 the following events occurred which resulted in a change of control of the Company:

500,000 shares of the 1,000,000 shares of common stock of the Company owned by Pierce Mill Associates, Inc. were redeemed at par.

                          BELLOWS ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 2008 AND 2007
                               -----------------------

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

                              BELLOWS ACQUISITION CORPORATION


                              By:   /s/ Scoville Walker
                                        Chief Executive Officer

Dated:  April 10, 2009


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ SCoville Walker          Director            April 10, 2009

/s/ Jerry L. Jones	     Director            April 10, 2009

/s/ Tony Axam                Director            April 10, 2009